Form 10-K
period 1999-12-31
GOLD & MINERALS CO INC/AZ
filed 2001-06-08
CIK 42037

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended -- December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 2-50918


                         GOLD AND MINERALS COMPANY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                         52-0983735
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

        115900 N. 78th St., Suite 101, Scottsdale, AZ                85260
--------------------------------------------------------------     ---------
(Address of principal executive offices) (as of date of filing)    (Zip Code)

                    Issuer's telephone number (480) 998-0967

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                         GOLD AND MINERALS COMPANY, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                          Page
                                                                          ----
PART I
        Item 1.  Business Development.....................................  1

        Item 2.  Description of Property..................................  2

        Item 3.  Legal Proceedings........................................  4

        Item 4.  Submission of Matters to a Vote of Security Holders......  4

PART II
        Item 5.  Market for Registrant's Common Equity and Related
                  Stockholders Matters....................................  5

        Item 6.  Management's Discussion and Analysis or Plan of
                  Operation...............................................  6

        Item 7.  Financial Statements.....................................  7

        Item 8.  Changes In and Disagreement with Accountants on
                  Accounting and Financial disclosure.....................  7

PART III
        Item 9. Directors, Executive Officers, Promoters and Control Persons' Compliance with Section 16(a) of the
                  Exchange Act............................................  7

        Item 10. Executive Compensation...................................  8

        Item 11. Security Ownership of Certain Beneficial Owners
                  and Management..........................................  8

        Item 12. Certain Relationships and Related Transactions...........  8

PART IV
        Item 13. Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K.............................................  9

SIGNATURES................................................................ 10

SUPPLEMENTAL INFORMATION AND EXHIBITS.....................................  ?

                                     PART I

ITEM 1. BUSINESS DEVELOPMENT

     The Registrant was incorporated under the laws of the State of Delaware in 1973. The Registrant conducted a public offering of its common stock in 1974. Registrant's stock ceased active trading in approximately 1986. Registrant's business operations were inactive from 1986 to 1993. In 1993 new management took over control on Registrant and Registrant began acquiring new mineral leases in 1993. In 1994 Registrant was re-capitalized by means of a 2-for-1 reverse stock split. All share numbers used in this document have been adjusted for that reverse stock split. In August 1999 Registrant merged into its wholly-owned subsidiary, a Nevada corporation of the same name, on the basis of a share-for-share exchange with its shareholders.

     From 1994 to present Registrant's operations have been involved in the exploration and testing of several mining properties and the development of two El Capitan mine sites. Registrant currently has rights to over 6,000,000 tons of mineralized ore in both Arizona and New Mexico. Registrant believes its current properties have mineable and possible mineralized ore reserves that are expected to provide Registrant with all of the ore it needs for the foreseeable future. However, most of the reserves on Registrant's properties are not proven reserves. Most of the ores on these properties contain gold, silver, and some have platinum group metals as well. With equipment installed at one El Capitan site, Registrant commenced milling production at this site in August 1999.

     At its main El Capitan site ore is crushed to 3/4 inch and deposited into an impact mill that grinds it down to -100 mesh. In the next phase the ore is run across a large concentrating table which separates the light ore from the heavy ore. The light ore is piped to a tailings pond and the heavy ore is forced into an attrition mill which grinds it down to -1000 mesh. This mill then empties onto two finishing concentration tables which result in the precious metals from 40 tons now concentrated into 1 ton ready for processing and the separation of the different metals. Registrant has installed over $700,000 in equipment including a blast furnace and support equipment which will hopefully be used to produce dore bars from the concentrated ore in the future. The dore bars could then be readily sold at market value to any domestic refinery.

     Registrant's primary El Capitan property has been developed as a separate unique production operation where the entire activity of mining, crushing, concentrating and processing will result in a product to be sold directly to a metal refinery. With an additional concentrating system Registrant will be able to generate concentrates for sale to a private processing facility.

     Registrant has a second group of properties in the El Capitan mining district of New Mexico which it purchased in 1995. In 1997 a joint venture was formed with a third party to fund $107,000 of development of these El Capitan claims. The joint venture agreement provides for all revenues from the operation of or the ore from these El Capitan claims will be distributed pursuant to the terms of the joint venture agreement until year 2007, after which time the joint venture agreement terminates. See "Item 2. Description of Properties" below. All of Registrant's El Capitan properties are operated under the name of El Capitan Ltd., a wholly owned subsidiary of Registrant.

C.O.D. MINE ACQUISITION AND TRANSFER

     On September 1, 1999 Registrant acquired the C.O.D. Mine from Alanco Environmental Resources Corporation ("Alanco") in exchange for 4,500,000 shares of Registrant's 10% Class A Preferred Stock (the "Class A Stock"). The C.O.D. Mine has 13 BLM mining claims on approximately 268 acres in Mohave County, Arizona and has been appraised at $4.9 Million. This transaction was amended on December 20, 2000. (See Item 2. Description of Property.")

     The $4,500,000 of Class A Stock will convert into Registrant's common stock on September 1, 2001 on the basis of the average bid price of Registrant's common stock during the prior 10 days. In the event Registrant's common stock is not trading on September 1, 2001, the conversion price shall be $.40 per share. In the event Registrant's common stock trades at a price of $10.00 or more before September 1, 2001, the Class A Stock may be converted at that time. Alanco has been granted certain demand and "piggy-back" registration and certain anti-dilutive rights. The 15% annual dividend rate on the Class A Stock is cumulative, payable annually and may be paid in additional shares of Class A Stock. The Class A Stockholders are entitled to vote on all matters on which common stockholders are entitled to vote, in addition to voting rights as a class. The holders of the Class A Stock will receive a preference upon liquidation of Registrant to the extent of the $4,500,000 face value of the Class A Stock.

     Registrant transferred the C.O.D. Mine to Wilshire Guaranty Funding, L.P. in January 2001, in exchange for $5,000,000 of limited partnership interests. See "Item 2. Description of Property."

SALE OF ORE CONCENTRATES

     On September 19, 2000 the Registrant executed an ore processing agreement with Rainbow Precious Metals, Inc. of Gold Point, Nevada ("Rainbow"). This agreement was amended on March 22, 2001. Under the terms of this agreement Rainbow will refine Registrant's concentrate from the El Capitan Mine to the point of .999 purity and bear all costs of such refinement. Registrant shall bear all costs of transporting concentrated ore to the Gold Point refinery site. Registrant will receive 60% of all sums received from the sale of the refined minerals and Rainbow will receive 40%. Rainbow paid Registrant $25,000 on April 3, 2001 as a binder on this agreement. Rainbow shall pay to Registrant upon delivery 25% of the mutually agreed upon assay value (which Registrant believes will be at least $20,000 per ton) on the first 20 tons of concentrate, with such concentrate delivery required by July 1, 2001. This agreement provides for the parties to negotiate a more definitive agreement for the refinement of El Capitan Mine concentrate after the first 20-ton shipment is refined. Registrant is hopeful, without assurance, of executing a more definitive agreement with Rainbow and shipping substantial tons of concentrate during the second half of 2001.

COMPETITION

     The mining and metal extraction industries are highly competitive. When Registrant is required to locate and acquire additional mineral deposits Registrant may face severe competition for those assets. Most of the Company's competition will have greater personnel and financial resources than Registrant. For the foreseeable future Registrant will not be required to locate and acquire additional mineral deposits form which to extract minerals.

GOVERNMENTAL REGULATION

     The mining and metal extraction industries are highly regulated industries. This regulation generally takes one of two forms: governmental regulation of access to mineral deposits on government land and regulation of environmental pollution. A substantial percentage of the mineral deposits in the Western United States are located on U.S. government property. In order to mine such property one must lease, not purchase, the mineral rights from the U.S. Bureau Of Land Management (the "BLM") and comply with governmental regulations concerning the lease payments and use of the land. At times the U.S. government can be more difficult to deal with than a private landowner. The U.S. environmental protection laws dramatically impact the mining and mineral extraction industries, both from a standpoint of the use of hazardous materials in the mining and extraction process and the standpoint of returning the land to a natural look after the mining process is completed. Compliance with EPA regulations can be expensive and time consuming for a company. Thus far, Registrant has not had any complaints filed against it by the EPA or the BLM. See "Item 2. Description of Property" below.

EMPLOYEES

     The Registrant only employs its two officers on a full-time basis. Registrant contracts out the labor required at its plant and mines.

ITEM 2. DESCRIPTION OF PROPERTY

     The Registrant's executive offices are located at 115900 N. 78th Street, Suite 101, Scottsdale, Arizona 85260, and these offices are provided free of charge to Registrant by Mr. Mottley, Registrant's Chairman. Registrant's operating offices are located at 10115 E. Mountain View Road, Unit 1008, Scottsdale, Arizona 85258, which is the home of Mr. Lozensky, Registrant's President. Registrant is currently paying Mr. Lozensky monthly rent of $400 for the use of this space.

     EL CAPITAN MINE This property contains four patented claims on 80 acres and three unpatented claims on 60 acres in the Capitan Mountains in Lincoln County, New Mexico. This property is located approximately 1 mile from Highway 246 approximately 6 miles north of the town of Capitan, New Mexico. Egress to the property is over dirt road. This property has only been mined for iron ore in the past, with the last active mining occurring during World War II. It has no proven reserves at this time and Registrant's plan of development is to continue mining the open pit on the property. Management believes, without assurance, the ore on the property contains gold, silver, iridium and other platinum group metals deposits which can be profitably mined and milled. Registrant has no knowledge of the rock formations on this property. Registrant has placed $1,000,000 of new and used equipment on this site for processing and milling ore on this property. Registrant uses a generator for power at this site.

     In October 1994 Registrant entered into an agreement with third parties (which was amended in September 1995 and again December 1996) to mine and acquire up to 6,000,000 tons of ore from the four patented claims in exchange for a 8% net smelter royalty to those parties ("El Capitan I"). "Net Smelter" is defined as all revenues resulting from payments after smelting minus the cost of smelting. Registrant has already paid $65,000 to the parties which is to be applied to the 8% smelter royalty. The owners may assign their rights under the agreement, but Registrant has a right of first refusal to purchase these claims.

     The one claim and the building at the El Capitan property were purchased in May 1999 for the sum of $25,000 from a third party ("El Capitan II"). Approximately $900,000 of equipment and development expense has been spent by Registrant on the El Capitan II site in 1999.

     In January 1997 Registrant through its subsidiary, El Capitan Ltd., entered into a joint venture agreement with JMJ Partners, a non-affiliated party, to fund and operate the claims of El Capitan I. JMJ Partners contributed $107,000 to the joint venture and managed the joint venture until April 1997 after which El Capitan Ltd. managed the joint venture. The joint venture has not yet produced any revenues. However, in the near future ore from the El Capitan I claims may be moved to the El Capitan II site and processed as part of Registrant's 20 year contract of sale. The joint venture agreement with JMJ Partners will control the distribution of all revenues received by Registrant from the sale of all ore from the El Capitan I claims until January 2007 when the joint venture agreement terminates.

     With respect to all revenues from ore from the El Capitan I claims the joint venture agreement provides that all direct costs of producing the ore and revenues be reimbursed to Registrant, after reserving two months of future operations expenses. Therefore, the costs of moving the ore to the El Capitan II site and the depreciation expense of the use of the equipment at the El Capitan II site will be reimbursed to Registrant. Next the joint venture agreement provides that monthly: (i) 25% of the remaining revenues be distributed to JMJ

Partners until a total of $428,000 is paid to it; (ii) 18.75% of the remaining revenues be distributed to certain named debtors of Registrant who are owed $____________ until they are paid in full; and (iii) the remaining 56.25% of the revenues be distributed to Registrant. After JMJ Partners receives its full $428,000, its distribution percentage decreases to 3.6% monthly revenues until the joint venture terminates in January 2007. After the named debtors of Registrant are paid in full, Registrant will receive the 18.75% allocated to them.

     WEAVER-RICH HILL The Weaver-Rich Hill property contains one claim on BLM land, covering approximately 40 acres located near Congress, Yavapai County, Arizona. Access to this property is by means of a dirt road and a generator will be needed at the property for power. This site has no proven reserves at this time and Registrant's plan of development is to continue mining the placer mine on the property. The Weaver Mining Company spend over $3,000,000 in developing this property from 1982 through 1984. Management believes, without assurance, the ore on the property contains gold, silver, iridium and other platinum group metals deposits which can be profitably mined and milled. Production on this property is not currently scheduled to commence until Registrant's cash flow position substantially improves.

     This property was acquired from Black Sands, LLC, an affiliated party, in a series of transactions between 1994 and 1996 in exchange for 15,000,000 shares of Registrant common stock valued at $15,000. See "Part I - Item 7. Certain Relationships and Related Transactions."

     LOGAN MINE The Logan property contains one claim on BLM land, covering over 160 acres located near Wickenburg, Maricopa County, Arizona. Access to this property is by means of a dirt road and a generator will be needed at the property for power. This site has no proven reserves at this time and Registrant's plan of development is to continue mining the open pit on the property. Management has no knowledge of the rock formations on this property nor knowledge of the last time this property was commercially mined. Management believes, without assurance, the ore on the property contains gold, silver, iridium and other platinum group metals deposits which can be profitably mined and milled. Registrant has completed the construction of a 50-ton per hour dry concentrator, which involves electrostatic and pneumatic separation at this site. Production on this property is not currently scheduled to commence until Registrant's cash flow position substantially improves.

     The Logan Mine was acquired in June 1996 by filing a claim with the BLM, which can be renewed annually upon payment of a $100 fee.

     WIKIEUP MINE The Wikieup property contains 20 acres of one claim on a placer desert deposit consisting of decomposed quartz and granite. The property is located in an area northwest of Wikieup, Arizona, in Mojave County. Access to this property is by means of a dirt road and a generator will be needed at the property for power. This site has no proven reserves at this time and Registrant's plan of development is to continue mining the open pit on the property. Management has no knowledge of the rock formations on this property nor knowledge of the last time this property was commercially mined. Management believes, without assurance, the ore on the property contains gold, silver, iridium and other platinum group metals deposits which can be profitably mined and milled. Production on this property is not currently scheduled to commence until Registrant's cash flow position substantially improves.

     This property was acquired by Registrant in November 1996 from a third party in exchange for $1,000 paid and $9,000 to be paid upon commencement of a concentration plant on the site. The prior owners shall also receive a monthly production bonus of $10 per ton of ore removed from the property, if the ore produces mineral values of $3.00 per ton.

     C.O.D. MINE The C.O.D. Mine is an underground mine located in the Cerbat Mountains approximately 10 miles north, northwest of Kingman, Arizona in Mohave County, Arizona and has 13 claims. Entry to this mine is along a gravel farm road, but the last three-fourths of a mile of road will need to be improved prior to the commencement of mining activities by Registrant. The rock structures on the property is precambrian granites with oxide ores being prevalent at upper levels of the mine and sulfide ores being prevalent at the lowest levels of the mine. This property has been mined through 2 underground shafts leading to seven levels.

     The C.O.D. Mine was appraised to have a net present value of $4,938,411 in 1999, based upon $2,000,000 of initial working capital for working the underground mine and a six month delay between commencing mining operation and beginning the milling operation. This appraisal was provided by Donald A. Zimmerman and is based upon 89,900 tons of proven reserves. This property was last mined in the mid-1980's by Alanco. Registrant's independent certified auditors have disclaimed an opinion on the 1999 financial statements because they "were unable to obtain sufficient competent and timely evidential matter to support the value" of the C.O.D. Mine. See "Financial Statements."

     In January 2001, Registrant transferred the C.O.D. Mine to Wilshire Guaranty Funding, L.P., a newly formed Oklahoma limited partnership (the "Wilshire Partnership"), in exchange for $5,000,000 of limited partnership interests in the Wilshire Partnership. Registrant is hopeful, without assurance, that it will receive substantial cash distributions from Wilshire Partnership during 2001.

ITEM 3. LEGAL PROCEEDINGS

     There were no legal proceedings involving the Registrant pending or threatened at December 31, 1999 or at March 15, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fiscal years 1999 and 2000 no matters were submitted to a vote of the Registrant's security holders.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

     MARKET INFORMATION. Registrant's common stock has not been actively traded since approximately 1986. The principal market in which the Registrant's common shares will be trading is the over-the-counter market commonly known as the Pink Sheets. Registrant does not know what its trading symbol will be at this time. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

     HOLDERS. The Registrant has approximately 1,244 stockholders of record, including nominee firms for securities dealers.

     DIVIDENDS. The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares for some time. However, if Registrant's financial condition improves over the next year Registrant may be in a financial position to pay dividends in the future.

     RECENT SALES OF UNREGISTERED SECURITIES. On September 1, 1999 Registrant acquired the C.O.D. Mine from Alanco Environmental Resources Corporation ("Alanco") in exchange for 4,500,000 shares of Registrant's 10% Class A Preferred Stock (the "Class A Stock"). The C.O.D. Mine has 13 BLM mining claims on approximately 268 acres in Mohave County, Arizona and has been appraised at $4.9 Million. (See Item 2. Description of Property.") The $4,500,000 of Class A Stock will convert into Registrant's common stock on September 1, 2001 on the basis of the average bid price of Registrant's common stock during the prior 10 days. In the event Registrant's common stock is not trading on September 1, 2001, the conversion price shall be $.40 per share. In the event Registrant's common stock trades at a price of $10.00 or more before September 1, 2001, the Class A Stock may be converted at that time. Alanco has been granted certain demand and "piggy-back" registration and certain anti-dilutive rights. The 15% annual dividend rate on the Class A Stock is cumulative, payable annually and may be paid in additional shares of Class A Stock. The Class A Stockholders are entitled to vote on all matters on which common stockholders are entitles to vote, in addition to voting rights as a class. The holders of the Class A Stock will receive a preference upon liquidation of Registrant to the extent of the $4,500,000 face value of the Class A Stock. This transaction did not involve a public offering and, therefore, the Registrant believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In December 1999 Registrant issued 680,000 restricted shares of its common stock to eight sophisticated investors in conversion of $310,000 of debt and interest. This transaction did not involve a public offering and, therefore, the Registrant believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

     POTENTIAL RULE 144 SALES. As of March 31, 2001 there were 48,643,660 shares of Registrant's common stock outstanding. Of these outstanding shares, approximately 31,995,665 shares were restricted from resale by SEC Rule 144. Under Rule 144 restricted securities cannot be resold in the public trading market for the first year of ownership (unless registered by the issuer) and can only be resold in the public trading market during the second year of ownership after filing a notice of intention to sell, but such sale volume is limited generally for each 90 day period to 1% of the total number of outstanding shares. 25,600,265 of Registrant's "restricted" shares are controlled by Registrant's two officers (see "Item 11. Security Ownership of Certain Beneficial Owners and Management"). Sales of restricted shares by Registrant's affiliates are always controlled by Rule 144 (unless registered), regardless of the time of ownership. Future sales of restricted shares by Registrant's shareholders in the public market are likely to have a depressing impact on the market price of Registrant's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     OPERATIONS YEAR ENDING DECEMBER 31, 1999. During the fiscal year ended December 31, 1999 Registrant's net loss increased to $917,578 from $362,258 for the prior fiscal year. This increase resulted primarily from an asset impairment of $180,275, the preferred stock dividend of $150,000, and increased mining, general and administrative and interest expenses. The asset which became impaired during fiscal year 1999 was concentration and refining equipment from Registrant's pilot refining project which was moved to the El Capitan Mine where it was determined that the equipment was unsuited to the El Capitan processing. Unfortunately, additional write downs on equipment may be taken in 2000 if equipment proves not useful in Registrant's current operations and not sellable in the used mining equipment market.

     The preferred stock dividend accrues at the rate of $450,000 per year through September 2000 and then increases to an annual rate of $675,000 until the preferred stock is converted into common stock, which will be September 2001 at the latest.

     Direct mining development costs increased in 1999 by $39,462 over the prior year as a result of increased activity at the El Capitan Mine. Registrant expects its mining activities to remain at approximately the same level in the future until an ore refining contract is executed, after which time these expenses will increase as more ore at the El Capitan Mine is concentrated and shipped to the refinery.

     Registrant's general and administrative expenses increased by $102,279 in 1999 over 1998, as a result of increased management travel to the El Capitan Mine and to discuss refinery contracts. Accounting expenses also increased in 1999. Registrant expects its general and administrative expenses to remain at the same level in the future until an ore refining contract is executed, after which time these expenses will increase as new accounting and administrative personnel are hired.

     Registrant's interest expense increased by $67,014 during 1999 over the prior year as Registrant incurred approximately $750,000 more debt during 1999. Registrant anticipates incurring substantially more debt in 2000 in order to purchase more equipment and maintain its current level of operations. Therefore, Registrant's interest expense will likely dramatically increase in the future until Registrant's revenues reach a level where the debt can be repaid or the debt is converted into equity.

LIQUIDITY AND CAPITAL RESOURCES

     With respect to capital resources, Registrant has approximately 5 different promissory notes which aggregate a total of $286,834 at December 31, 1999. These promissory notes are demand notes and only 3 bear interest. Registrant is hopeful of re-structuring these promissory notes into installment notes or convert into common stock in the near future. During the year Registrant converted approximately $310,000 of debt and interest into equity.

     Registrant obtained a working capital loan in May 1999 initially for $365,947 which has increased to $551,206 at December 31, 1999. This loan bears annual interest at the rate of 18%. Registrant expects it will enter into additional working capital loans in year 2000 as its seeks to expand its ore processing operations. Registrant is hopeful it will be able to negotiate a lower interest rate in the future as its operations prove profitable. However, at this time Registrant has no written commitments from anyone to finance its future operations; therefore, there is no assurance Registrant will be able to secure future equipment financing or, if obtained, the interest rate will be lower.

     At December 31, 1999 Registrant had capitalized leases for a total of $620,036 of monthly payments due over the next 3 years with an average annualized interest rate of approximately 7%. Registrant expects it will increase its capitalized lease during 2000 as its expands its operations at its El Capitan and possibly other properties. Registrant presently has no written commitments from anyone to finance its future equipment leases; therefore, there is no assurance Registrant will be able to secure future equipment financing or, if obtained, the interest rate will be lower.

     At March 31, 2001 Registrant was in default with respect to its required payments under one of its leases; however, the lessor had not yet issued a default notice to Registrant.

     Registrant is presently hopeful, without assurance, of being able to make all of its required lease and loan payments on a timely basis from the cashflow generated from the sale of its concentrated ore during year 2001 and beyond. The short-term and long-term liquidity of Registrant is dependent on the future sales of processed ore from its El Capitan and other properties.

ITEM 7. FINANCIAL STATEMENTS.

     See Financial Statements starting on page F-1 for this information.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS

     Registrant has not changed its accountants or had any disagreements with its accountants since Semple & Cooper, LP, was engaged in 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The directors and executive officers of the Registrant as of January 1, 2000 were as follows:

  NAME AND ADDRESS                              POSITION
  ----------------                              --------
Charles C. Mottley                         Director and Chairman (Chief
10115 E. Mountain View, Unit 1008          Executive Officer) and Secretary
Scottsdale, AZ 85258

Larry L. Lozensky                          Director, President (Chief
10115 E. Mountain View, Unit 1008          Operating Officer) and Treasurer
Scottsdale, AZ 85258                       (Chief Accounting Officer)

     The Registrant presently has three vacancies on its Board of Directors.

     Mr. Mottley, age 66, has been a Director and Chairman of Registrant since 1977. He was also President of Registrant from 1993 to November 1996. Mr. Mottley has thirty-five years of experience in the mining industry in the U.S. and abroad, primarily with smaller companies and as a consultant.

     Mr. Lozensky, age 51, has been a Director, Treasurer and Secretary of Registrant since August 1994. From August 1994 he was Executive Vice President of Registrant until November 1996 when he became President.

ITEM 10. EXECUTIVE COMPENSATION

     As of November 1, 1999 there are no outstanding employment contracts and no salaries are currently being paid to Registrant's officers or Directors. As Registrant's revenues increase in the future, these officers may receive monthly salaries and as Registrant's earnings increase in the future their salaries will increase.

     The Registrant currently has no pension, retirement, annuity, stock option, savings or similar benefit plan which provides compensation to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 31, 2001 there were 48,643,660 outstanding shares of Registrant's common stock. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant's total outstanding common stock shares owned by: (i) each of the Registrant's Officers and Directors; (ii) the Registrant's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

                      NAME AND ADDRESS           AMOUNT AND NATURE OF    PERCENT
TITLE OF CLASS        BENEFICIAL OWNER           BENEFICIAL OWNERSHIP   OF CLASS
--------------        ----------------           --------------------   --------
Common Stock    Charles C. Mottley                   12,210,000(1)        25.1%
                10115 E. Mountain View, Unit 1008
                Scottsdale, AZ 85258

Common Stock    Larry L. Lozensky                    11,104,056(2)        22.8%
                10115 E. Mountain View, Unit 1008
                Scottsdale, AZ 85258

Common Stock    Officers and Directors, as a         23,314,056(1)(2)     47.9%
                 Group (2 People)

----------
(1) Includes 1,000,000 shares owned by four trusts of which Mr. Mottley was the trustor, but is neither a trustee or a beneficiary.
(2) Includes 3,000,000 shares owned by a trust of which Mr. Lozensky was the trustor and retained voting rights on the shares and a corporation (of which Mr. Lozensky is an officer) that owns 4,000,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1994 Black Sands LLC, an Arizona limited liability company of which Mr. Mottley and Mr. Lozensky (Registrant's officers and Directors) assigned minerals rights in the El Capitan Mine valued at $4,000 to Registrant in exchange for 4,000,000 shares of Registrant's common stock.

     In November 1994 Black Sands LLC assigned 20% of the profits to be received from the sale of 50,000 tons of concentrates in the Weaver-Rich Hill Mining District to Registrant in exchange for 15,000,000 shares of Registrant common stock. In January 1996 Black Sands LLC agreed to increase the percentage of profits to be received by Registrant from the sale of concentrates at the Weaver Mine to 50% for no additional consideration from Registrant. In May 1996 the percentage was increased to 100% of the profits for no additional consideration. Black Sands LLC had paid $25,000 for its rights to this Weaver-Rich Hill property.

     In June 1995 Black Sands LLC assigned 100% of the income from a test plant and the equipment located in Tempe, Arizona in exchange for 15,000,000 shares of Registrant common stock. Subsequently, the ownership of the test plant was transferred to Registrant. Black Sands LLC had paid $300,000 to construct the test plant and most of the equipment from the test plant is still being used by Registrant.

     On September 30, 1999 Mr. Mottley and Mr. Lozensky were each issued 4,000,000 shares of Registrant restricted stock in conversion of a total of $1,058,936 of debt (without interest) owed to Messrs. Mottley and Lozensky and Black Sands LLC.

     Mr. Lozensky personally guaranteed the line of credit which was received by Registrant in March 1999 and now has $750,000 of principal outstanding, as well as over $200,000 of equipment leases. Mr. Lozensky has received nothing from Registrant for such guarantees. Mr. Mottley has personally guaranteed a $30,000 debt of Registrant and received nothing from Registrant for such guarantee.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (c)  Exhibits

      Exhibit Number             Description
      --------------             -----------
            2.1          Merger Agreement

            3.1          Articles of Incorporation

            3.2          Bylaws

            4.1          Certificate of Designation for Preferred Stock

            10.1         Agreement with Alanco Envrionmental Resources
                         Corporation

            10.2         Equipment Lease

            10.3         Promissory Note and Guaranty

            10.4         JMJ Partners Joint Venture Agreement

            10.5         El Capitan I Purchase Agreement

            10.6         El Capitan II Purchase Agreement

            10.7         Weaver-Rich Hill Purchase Agreement

            10.8         Logan Mine Assignment

            10.9         Wikieup Mine Lease Assignment

            21.1         Subsidiaries

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 6, 2001 by the undersigned, thereunto authorized.

                                        GOLD AND MINERALS COMPANY, INC.



                                        By: /s/ Larry L. Lozensky
                                            ------------------------------------
                                            Larry L. Lozensky, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.



/s/ Charles C. Mottley          Director and Chairman (Chief       April 6, 2001
-----------------------------   Executive Officer) and Secretary
Charles C. Mottley



/s/ Larry L. Lozensky           Director, President (Chief         April 6, 2001
-----------------------------   Operating Officer) and Treasurer
Larry L. Lozenski               (Chief Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT



To The Stockholders' and Board of Directors of
Gold & Minerals Company, Inc. and Subsidiary


We were engaged to audit the accompanying consolidated balance sheet of Gold & Minerals Company, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

During the year ended December 31, 1999, the Company acquired a mining property in exchange for the issuance of convertible preferred stock. The carrying value of the mining property is stated in the accompanying consolidated financial statements at $4,500,000. This valuation was derived in part from an appraisal performed in 1997 and updated in September, 1999. The aforementioned mining property has been inactive with no cash flow generated since prior to the time of the appraisal. In addition no updated appraisal is available and the previous appraiser has since retired.

Since we were unable to obtain sufficient competent and timely evidential matter to support the value of the mining property in the consolidated financial statements, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated financial statements referred to in the first paragraph.


Certified Public Accountants                           /s/ Semple & Cooper, LLP

Phoenix, Arizona
April 5, 2001

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $    11,270
                                                                    -----------

      Total Current Assets                                               11,270
                                                                    -----------

Property and Equipment, at Cost:
  Mining equipment                                                      738,028
  Office furniture and equipment                                         15,784
                                                                    -----------
                                                                        753,812
  Less: accumulated depreciation                                        (68,978)
                                                                    -----------

                                                                        684,834
                                                                    -----------
Other Assets:
  Mining property                                                     4,500,000
  Assets held for sale, net                                             222,979
  Mining claim                                                           25,000
  Deferred financing costs, net                                          25,000
  Ore inventory                                                          78,000
  Deposits                                                               13,908
                                                                    -----------

                                                                      4,864,887
                                                                    -----------

      Total Assets                                                  $ 5,560,991
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 1999


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Notes payable - current portion                                   $   286,834
  Capital leases - current portion                                      177,576
  Accounts payable - trade                                               93,281
  Accrued interest                                                      149,409
  Accrued liabilities                                                   132,188
  Accrued declared dividends                                            150,000
                                                                    -----------

      Total Current Liabilities                                         989,288

Long-Term Debt, Net of Current Portion:
  Notes Payable                                                         551,206
  Capital leases                                                        313,347
Deferred gain                                                            33,951
                                                                    -----------

      Total Liabilities                                               1,887,792
                                                                    -----------

Stockholders' Equity:
  Series A Convertible preferred stock - $.001 par value;
   (aggregate liquidation preference of $4,500,000) 10,000,000
   shares authorized, 4,500,000 shares issued and outstanding             4,500
  Common stock - $.001 par value; 60,000,000 shares authorized,
   48,613,660 shares issued and outstanding                              48,614
  Additional paid-in capital                                          6,835,967
  Accumulated deficit                                                (3,215,882)
                                                                    -----------

      Total Stockholders' Equity                                      3,673,199
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 5,560,991
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998


                                                      1999             1998
                                                  ------------     ------------

Revenues                                          $         --     $         --
                                                  ------------     ------------

Operating Costs and Expenses:
  Direct mining development costs                      194,623          155,161
  General and administration                           259,379          157,100
  Depreciation                                          41,935           23,302
                                                  ------------     ------------

Loss From Operations                                  (495,937)        (335,563)

Other Income (Expenses):
  Asset impairment                                    (180,275)              --
  Gain on sale/leaseback of equipment                    2,751              408
  Interest expense                                     (94,117)         (27,103)
                                                  ------------     ------------

Net Loss                                              (767,578)        (362,258)
  Dividend on preferred stock                         (150,000)              --
                                                  ------------     ------------

Net loss Available to Common Shareholders         $   (917,578)    $   (362,258)
                                                  ============     ============

Basic Loss per Share                              $      (0.02)    $      (0.01)
                                                  ============     ============

Weighted Average Number of Shares Outstanding       44,187,578       39,933,660
                                                  ============     ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                  Preferred Stock        Common Stock
                                                 ------------------  --------------------   Additional
                                                   Shares              Shares                Paid In     Accumulated
                                                   Issued    Amount    Issued      Amount    Capital      (Deficit)        Total
                                                 ---------   ------  ----------   -------   ----------   -----------    -----------
Balance, December 31, 1997                              --   $   --  39,933,660   $39,934   $  964,174   $(1,936,046)   $  (931,938)

Net loss for the year ended December 31, 1998           --       --          --        --           --      (362,258)      (362,258)
                                                 ---------   ------  ----------   -------   ----------   -----------    -----------

Balance, December 31, 1998                              --       --  39,933,660    39,934      964,174    (2,298,304)    (1,294,196)

Preferred stock issued for mine purchase         4,500,000    4,500          --        --    4,495,500            --      4,500,000
Common stock issued for payment of debt and
 interest                                               --       --   8,680,000     8,680    1,376,293            --      1,384,973
Accrued declared preferred dividends                    --       --          --        --           --      (150,000)      (150,000)
Net loss for the year ended December 31, 1999           --       --          --        --           --      (767,578)      (767,578)
                                                 ---------   ------  ----------   -------   ----------   -----------    -----------

Balance, December 31, 1999                       4,500,000   $4,500  48,613,660   $48,614   $6,835,967   $(3,215,882)   $ 3,673,199
                                                 =========   ======  ==========   =======   ==========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  1999              1998
                                                               ---------         ---------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows From Operating Activities:
  Net loss                                                     $(767,578)        $(362,258)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                 46,935            23,302
    Asset impairment and gain on sale                            177,524              (408)
  Changes in Operating Assets and Liabilities:
    Prepaid expenses                                                 454              (454)
    Deposits                                                     (12,015)               --
    Mining claim                                                 (25,000)               --
    Capitalized interest                                         (29,120)               --
    Deferred financing costs                                     (30,000)               --
    Accounts payable                                             (40,460)           53,233
    Accrued interest                                             115,085            81,575
                                                               ---------         ---------
        Net cash used by operating activities                   (564,175)         (205,010)
                                                               ---------         ---------
Cash Flows From Investing Activities:
  Purchase of plant and equipment                               (111,858)          (98,992)
                                                               ---------         ---------
        Net cash provided (used) by investing activities        (111,858)          (98,992)
                                                               ---------         ---------
Cash Flows From Financing Activities:
  Proceeds from notes payable                                     48,000           324,209
  Advances on revolving line of credit                           551,206                --
  Proceeds from capital leases                                   145,125             4,200
  Principal payments on capital equipment leases                 (28,654)           (9,587)
  Principal payments on notes payable                            (31,500)          (13,500)
                                                               ---------         ---------
        Net cash provided by financing activities                684,177           305,322
                                                               ---------         ---------
Net Increase In Cash                                               8,144             1,320
Cash at Beginning of Year                                          3,126             1,806
                                                               ---------         ---------
Cash at End of Year                                            $  11,270         $   3,126
                                                               =========         =========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid For:

  Interest expense                                        $   33,201     $16,945

  Income taxes                                            $       --     $    --

Non-cash Investing and Financing Activities:

  Mining property acquired with preferred stock           $4,500,000     $    --

  Debt and interest paid with common stock                $1,384,973     $    --

  Capital expenditures financed through capital leases    $  455,747     $    --

  Asset impairment                                        $  180,275     $    --

  Gain on sale recognized                                 $   (2,751)    $    --

  Deferred gain on sale - leaseback of assets             $   33,951     $    --

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

OPERATIONS:

Gold & Minerals Company, Inc. and Subsidiary (the "Company") is a Corporation which was duly organized under the laws of the State of Delaware on July 13, 1973. El Capitan, Ltd. (A wholly-owned subsidiary) was incorporated under the laws of the State of Arizona on January 13, 1998. Prior to incorporation, El Capitan, Ltd. had been operating as a joint venture partnership.

In July, 1999, Gold & Minerals Company, Inc., was redomociled as a Nevada corporation. The principal business purpose of the Company is to prospect and explore for ores and minerals, and to stake mining claims, principally in the southwest region of the United States. The Company's wholly-owned subsidiary, El Capitan, Ltd. operates in New Mexico. The Company has been in the development stage since its formation.

Effective September 1, 1999, the Company purchased the COD Mine in Mohave County, Arizona together with various items of personal property and buildings from Alanco Environmental Resources Corporation in exchange for 4,500,000 shares of the Company's Series A Cumulative Convertible Preferred Stock. The COD Mine was inactive prior to the purchase, therefore, neither prior period or pro forma financial statements are shown for the COD Mine. The value of the transaction was recorded at $4,500,000, based upon a prior appraisal and negotiations between the companies.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the activity of Gold & Minerals Company, Inc., together with its wholly-owned subsidiary, El Capitan, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 1
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Current assets and current liabilities - The amounts reported in the balance sheet approximate fair value due to the short-term maturities of these items.

Long-term liabilities - The terms of the Company's long-term liabilities approximate the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

ORE INVENTORIES:

Ore inventory consists of unprocessed ore at the El Capitan mining site in New Mexico. The unprocessed ore is stated at cost which approximates its fair value.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred. Betterments or renewals are capitalized when incurred. For the years ended December 31, 1999 and 1998, depreciation expense was $41,935 and $23,302, respectively.

The assets and liabilities under the capital lease agreements are recorded at the lower of the present value of the minimum lease payments, or the fair market value of the assets. The assets are depreciated over their estimated productive lives. Depreciation of the assets under the capital lease agreements is included in the depreciation expense above for the years ended December 31, 1999 and 1998.

Interest was capitalized in connection with the installation of a furnace facility. The capitalized interest is recorded as part of the asset to which it relates and amortized over the asset's estimated useful life. For the year ended December 31, 1999, $29,120 of interest cost was capitalized.

The useful lives of property and equipment are as follows:

                                                Years
                                                -----
     Office furniture and equipment              5-8
     Mining equipment                            5-10

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 1
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

MINING PROPERTY:

Included in other assets is $4,500,000 for a mining property. This represents the acquisition cost of a mining site whose value was determined pursuant to an independent appraisal. Amortization of the mining claim will be computed using the units-of-production method beginning upon the initial excavation at the mine site. Mine exploration costs and development costs to maintain production of operating mines are charged to operations as incurred. The Company periodically reviews the carrying value of claims, and impairments are recognized when the expected future cash flows derived from such mine sites are less than their carrying values. (See Subsequent Event, Note 7)

DEFERRED FINANCING COSTS:

Deferred financing costs are amortized to expense on a straight-line basis over the term of the related indebtedness.

BASIC LOSS PER COMMON SHARE:

Basic net loss per common share is computed based on weighted average common shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As the company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements, as it is antidilutive. As of December 31, 1999, there were 4,500,000 possible dilutive shares from the potential conversion of the Series A Preferred Stock.

DEFERRED INCOME TAXES:

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 2
                              ASSETS HELD FOR SALE
--------------------------------------------------------------------------------

During the year ended December 31, 1999, assets held for sale consists principally of idle mining equipment located at one of the Company's mine sites. In the opinion of management, the equipment may not be sold within one year and therefore, is classified as non-current. The carrying value is based upon management's estimates of the net realizable value of these assets. The impairment recognized during the year ended December 31, 1999 was $180,275.

--------------------------------------------------------------------------------
                                     NOTE 3
                 SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK
--------------------------------------------------------------------------------

On August 31, 1999, the Company authorized 10,000,000 shares of preferred stock having a par value of $.001 per share. These shares, designated as Series A Cumulative Convertible Preferred Stock, shall be entitled to one (1) vote per share on all matters upon which common stockholders are entitled to vote, and have a redemption price of $1.00 per share, together with accrued and unpaid dividends thereon. Redemption of the Series A Preferred Stock is at the option of the Company. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or winding up of affairs before any payment to other stockholders.

During the year ended December 31, 1999 the company issued 4,500,000 shares of its Series A Preferred Stock in exchange for the COD Mine in Mohave County, Arizona.

At December 31, 1999 accrued declared dividends on the Series A Cumulative Convertible Preferred Stock were $150,000, with a yield of 10% per annum. Effective September 1, 2000 the dividend yield was increased to 15% per annum. The $150,000 of accrued dividends is to be paid through the issuance of 150,000 shares of Series A Cumulative Convertible Preferred Stock.

The conversion ratio through September 1, 2001 is on a dollar for dollar basis, using the average trading price of the stock for the ten trading days prior to the conversion. If the stock is not trading by September 1, 2001, the conversion ratio will be 2.5 shares of common stock for each share of preferred stock.

--------------------------------------------------------------------------------
                                     NOTE 4
                           PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------

At December 31, 1999, the deferred tax asset consists of the following:

                                                        1999
                                                    -----------
     Net operating loss carryforwards               $ 1,020,000
     Less: valuation allowance                       (1,020,000)
                                                    -----------

                                                    $        --
                                                    ===========

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At December 31, 1999, the Company had federal net operating loss carryforwards in the approximate amount of $3,050,000, available to offset future taxable income through various years from 2010 to 2020. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

--------------------------------------------------------------------------------
                                     NOTE 5
                                  NOTES PAYABLE
--------------------------------------------------------------------------------

As of December 31, 1999, notes payable consists of the following:

     Note payable to an individual, with principal and interest
      at 49.1%, due on demand, unsecured                               $ 18,634

     Note payable to an individual, with principal and interest
      at various rates, due on demand; unsecured                         91,500

     Note payable to an individual, with principal and interest
      at 12%, due on demand, unsecured                                   15,000

     Non-interest bearing notes payable to individuals, due on
      demand; unsecured                                                  54,700

     Non-interest bearing note payable to an individual, due on
      demand; secured by equipment of company                           107,000

     Line of credit and interim advances with TLD Funding Group, interest at 18%, due on demand; secured by various financial
      instruments. Due May, 2002, with certain call provisions        $ 551,206
                                                                      ---------
     Less: current portion of long-term notes payable                   838,040
                                                                       (286,834)
                                                                      ---------

                                                                      $ 551,206
                                                                      =========

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 6
                            CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

At December 31, 1999, the Company was the lessee of mining and office equipment, with an original cost of $475,747 under various capital lease agreements expiring through December, 2002.

Included in the capital leases are two sale-leaseback arrangements the Company entered into in 1999. Under the arrangements, the Company sold field equipment and leased it back for a period of three (3) years. The leasebacks have been accounted for as capital leases. The gain of $36,702 on these transactions has been deferred and will be amortized to income in proportion to the depreciation to be taken on the leased assets over the term of the leases.

Minimum future lease payments under the capital leases for each of the next three (3) years, are as follows:

 Year Ended
December 31,
------------
    2000                                                              $ 276,895
    2001                                                                215,306
    2002                                                                127,835
                                                                      ---------

Total minimum lease payments                                            620,036

Less: amount representing interest                                     (129,113)
                                                                      ---------

Present value of net minimum lease payments                             490,923

Less: current maturities of current lease obligations                  (177,576)
                                                                      ---------

                                                                      $ 313,347
                                                                      =========

Interest on the capital leases is imputed based on the lessor's implicit rate of return at the inception date of the lease. As of the date of the auditors report, the Company is in default on the payments to one of the leasing companies.

                 GOLD AND MINERALS COMPANY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


--------------------------------------------------------------------------------
                                     NOTE 7
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

C.O.D. MINE

Subsequent to December 31, 1999, the Company entered into negotiations with the Wilshire Guaranty Fund, LLP wherein the Company intends to, either exchange its ownership in the C.O.D. Mine for a limited partnership interest in the fund, or use the property as collateral for a note payable to purchase a limited partnership interest.

PROCESSING AGREEMENT:

On September 19, 1999, the Company entered into a Processing Agreement with a Nevada based refinery. Under the terms of the Agreement, the Company is to provide ore concentrates from its El Capitan Mine in New Mexico for processing at the Nevada refinery. The cost of shipping is the responsibility of the Company, while the processing costs are borne by the refinery. Proceeds from the sale of any precious metals will be allocated, 60% to Gold and Minerals Company, Inc. and 40% to the refinery.

On April 3, 2001, the refinery paid a $25,000 deposit to Gold and Minerals Company, Inc. to bind the contract. The Agreement provides for the refining of a 20-ton test shipment on a best efforts basis. Management believes this process should occur in May, 2001.